Form 10-Q
period 2010-01-31
AFH ACQUISITION XII, INC.
filed 2010-03-17
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000   shares of common stock, par value $.001 per share, outstanding as of March 17, 2010.

AFH ACQUISITION XII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at January 31, 2010 (Unaudited) and October 31, 2009	F-1

	Statement of Changes in Stockholder's Deficit for the Cumulative Period from September 24, 2007 (Inception) through January 31, 2010 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2010 and 2009 and for the Cumulative Period from September 24, 2007 (Inception) through January 31, 2010 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2010 and 2009 and for the Cumulative Period from September 24, 2007 (Inception) through January 31, 2010 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	5

Item 4.	Controls and Procedures	5

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	6

Item 5.	Other Information	6

Item 6.	Exhibits	6

Signatures		7

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

The results for the period ended January 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended October 31, 2009.

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2010

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at January 31, 2010 (Unaudited) and October 31, 2009	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through January 31, 2010 (Unaudited)	F-2

Statements of Operations for the Three Months Ended January 31, 2010 and 2009 and for the Period from Date of Inception (October 18, 2007) through January 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended January 31, 2010 and 2009 and for the Period from Date of Inception (October 18, 2007) through January 31, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-8

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	(32)	6

Total Assets	$(32)	$6

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$6,518	$5,731
Due to Parent	11,429	11,429

Total Liabilities	17,947	17,160

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(42,979)	(42,154)

Total Stockholder's Deficit	(17,979)	(17,154)

Total Liabilities and Stockholder's Deficit	$(32)	$6

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JANUARY 31, 2010

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	$5,000	$20,000	$—	$(42,154)	$(17,154)

Net Loss for the Period	—	—	—		(825)	(825)

Balance - January 31, 2010	5,000,000	$5,000	$20,000		$(42,979)	$(17,979)

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2010	2009	January 31, 2010

Revenues	$—	$—	$—

Expenses
Consulting	$—	$353	$1,823
Interest	—	—	15
Legal and Professional	787	2,100	34,037
Office Expenses	38	25	472
Organizational Costs	—	276	1,007
Rent	—	—	5,550

Total Expenses	$825	$2,754	$42,904

Net Loss for the Period Before Tax	$(825)	$(2,754)	$(42,904)

Franchise Tax	—	—	75

Net Loss for the Period After Tax	$(825)	$(2,754)	$(42,979)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2010	2009	January 31, 2010

Cash Flows from Operating Activities
Net Loss for the Period	$(825)	$(2,754)	$(42,979)

Changes in Assets and Liabilities:
Prepaid Expenses	—	1,250	—
Accrued Expenses	787	2,600	6,518

Net Cash Flows from Operating Activities	(38)	1,096	(36,461)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	(1,121)	11,429
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	—	(1,121)	36,429

Net Change in Cash and Cash Equivalents	(38)	(25)	(32)

Cash and Cash Equivalents - Beginning of Period	6	674	—

Cash and Cash Equivalents - End of Period	$(32)	$649	$(32)

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

Index

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Acquisition XII, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on October 18, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Acquisition XII, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $42,979 at January 31, 2010.

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

Note F -	Subsequent Events
Subsequent events were evaluated through March 17, 2010, the date the financial statements were issued.

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

Liquidity and Capital Resources

As of January 31, 2010, the Company had assets equal to ($32) comprised exclusively of cash and cash equivalents. This compares with assets equal to $6 as of October 31, 2009.  The Company’s current liabilities as of January 31, 2010 totaled $17,947, comprised exclusively of accrued expenses and moneys due to parent.  This compares with current liabilities as of October 31, 2009 equal to $17,160, comprised exclusively of accrued expenses and moneys due to parent.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended January 31, 2010 and 2009 and for the cumulative period from September 24, 2007 (Inception) to January 31, 2010:

Index

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	For the Cumulative Period from September 24, 2007 (Inception) to January 31, 2010
Net Cash (Used in) Operating Activities	$(38)	$1,096	$(36,461)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$(1,121)	$36,429
Net Increase (Decrease) in Cash and Cash Equivalents	$(38)	$(25)	$(32)

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from September 24, 2007 (Inception) to January 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended January 31, 2010 and 2009 the company had a net loss of $825 and $2,754, respectively, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Form 10-K for the fiscal year ended October 31, 2009.

For the period from September 24, 2007 (Inception) to January 31, 2010, the Company had a net loss of $42,979 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s annual and quarterly reports on Form 10-K and Form 10-Q as well as franchise taxes due.

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

As of January 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2010.

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

Dated: March 17, 2010	AFH Acquisition XII, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer