Form 10-Q
period 2010-07-31
AFH ACQUISITION XII, INC.
filed 2010-09-14
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-53080

AFH ACQUISITION XII, INC.
(Name of registrant in its charter)

Delaware	42-1743437
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

9595 Wilshire Blvd.
Suite 700
Beverly Hills, CA 90212
(Address of principal executive offices)

Issuer’s telephone number:  (310) 492-9898

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes ☐  No

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2010:  5,000,000 shares of common stock.

AFH ACQUISITION XII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at July 31, 2010 (Unaudited) and October 31, 2009	F-1

	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through July 31, 2010 (Unaudited)	F-2

	Statements of Operations for the Three and Nine Months Ended July 31, 2010 and 2009 and for the Cumulative Period from October 18, 2007 (Inception) to July 31, 2010 (Unaudited)	F-3

	Statements of Cash Flows for the Nine Months Ended July 31 2010 and 2009 and for the Cumulative Period from October 18, 2007 (Inception) to July 31 2010 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I – FINANCIAL INFORMATION

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JULY 31, 2010

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at July 31, 2010 (Unaudited) and October 31, 2009	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of
Inception (October 18, 2007) through July 31, 2010 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended July 31, 2010
and 2009 and for the Period from Date of Inception (October 18, 2007)
through July 31, 2010 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended July 31, 2010
and 2009 and for the Period from Date of Inception (October 18, 2007)
through July 31, 2010 (Unaudited)	F-4

Notes to Financial Statements	F-5 – F-7

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	—	6

Total Assets	$—	$6

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$2,887	$5,731
Due to Parent	17,160	11,429

Total Liabilities	20,047	17,160

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(45,047)	(42,154)

Total Stockholder's Deficit	(20,047)	(17,154)

Total Liabilities and Stockholder's Deficit	$—	$6

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2010 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,154)	(17,154)

Net Loss for the Period	—	—	—	—	(2,893)	(2,893)

Balance - July 31, 2010	5,000,000	$5,000	$20,000	$—	$(45,047)	$(20,047)

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(October 18, 2007)
	July 31,		July 31,		Through
	2010	2009	2010	2009	July 31, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$250	$—	$1,022	$1,823
Interest	—	15	—	15	15
Legal and Professional	731	500	2,762	5,408	36,012
Office Expenses	—	172	6	197	440
Organizational Costs	—	—	—	276	1,007
Rent	—	—	—	550	5,550

Total Expenses	$731	$937	$2,768	$7,468	$44,847

Net Loss for the Period Before Tax	$(731)	$(937)	$(2,768)	$(7,468)	$(44,847)

Franchise Tax	—	75	125	75	200

Net Loss for the Period After Tax	$(731)	$(1,012)	$(2,893)	$(7,543)	$(45,047)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(October 18, 2007)
	July 31,		Through
	2010	2009	July 31, 2010

Cash Flows from Operating Activities
Net Loss for the Period	$(2,893)	$(7,543)	$(45,047)

Changes in Assets and Liabilities:
Prepaid Expenses	—	2,083	—
Accrued Expenses	(2,844)	5,131	2,887

Net Cash Flows from Operating Activities	(5,737)	(329)	(42,160)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	5,731	(292)	17,160
Cash Proceeds from Stock Subscriptions	—	—	—
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	5,731	(292)	29,260

Net Change in Cash and Cash Equivalents	(6)	(621)	(12,900)

Cash and Cash Equivalents - Beginning of Period	6	674	—

Cash and Cash Equivalents - End of Period	$—	$53	$(12,900)

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A –	The Company

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

Note B –	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B –	Summary of Significant Accounting Policies – continued
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

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B –	Summary of Significant Accounting Policies – continued
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

Note C –	Equity Securities

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

Note D –	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $45,047 at July 31, 2010.

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

Plan of Operation

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.
Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2010, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

2

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company. The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	Quantitative and qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

3

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

31.1
Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2010.*

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 14, 2010

AFH ACQUISITION XII, INC.
(Registrant)

/s/ Amir F. Heshmatpour, President
Amir F. Heshmatpour, President

5