Form 10-Q
period 2011-04-30
AFH ACQUISITION XII, INC.
filed 2011-06-14
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000   shares of common stock, par value $.001 per share, outstanding as of June 14, 2011.

AFH ACQUISITION XII, Inc.
- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
APRIL 30, 2011

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	April 30,	October 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$6,074	$3,597
Due to Parent	17,160	17,160

Total Liabilities	23,234	20,757

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(48,234)	(45,757)

Total Stockholder's Deficit	(23,234)	(20,757)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH APRIL 30, 2011 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,154)	(17,154)

Net Loss for the Period	—	—	—	—	(3,603)	(3,603)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(45,757)	(20,757)

Net Loss for the Period	—	—	—	—	(2,477)	(2,477)

Balance - April 30, 2011	5,000,000	$5,000	$20,000	$—	$(48,234)	$(23,234)

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(October 18, 2007)
	April 30,		April 30,		Through
	2011	2010	2011	2010	April 30, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$—	$—	$—	$1,823
Interest	—	—	—	—	15
Legal and Professional	802	1,244	2,077	2,031	38,799
Office Expenses	—	(32)	—	6	440
Organizational Costs	—	—	—	—	1,007
Rent	—	550	—	—	5,550

Total Expenses	$802	$1,762	$2,077	$2,037	$47,634

Net Loss for the Period Before Tax	$(802)	$(1,762)	$(2,077)	$(2,037)	$(47,634)

Franchise Tax	400	125	400	125	600

Net Loss for the Period After Tax	$(1,202)	$(1,887)	$(2,477)	$(2,162)	$(48,234)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(October 18, 2007)
	April 30,		Through
	2011	2010	April 30, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(2,477)	$(2,162)	$(48,234)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	2,477	(3,575)	6,074

Net Cash Flows from Operating Activities	—	(5,737)	(42,160)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	5,731	17,160
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	—	5,731	42,160

Net Change in Cash and Cash Equivalents	—	(6)	—

Cash and Cash Equivalents - Beginning of Period	—	6	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $48,234 at April 30, 2010.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to April 30, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At April 30, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 18, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2011.

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

Dated: June 14, 2011	AFH Acquisition XII, Inc.

By: /s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President and Sole Director
Principal Executive Officer
Principal Financial Officer