Form 10-Q
period 2011-07-31
AFH ACQUISITION XII, INC.
filed 2011-09-14
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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
☐  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2011:  5,000,000 shares of common stock.

AFH ACQUISITION XII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	F-1

	Statements of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through July 31, 2011 (Unaudited)	F-2

	Statements of Operations for the Three and Nine Months Ended July 31, 2011 and 2010 and for the Cumulative Period from October 18, 2007 (Inception) to July 31, 2011 (Unaudited)	F-3

	Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010 and for the Cumulative Period from October 18, 2007 (Inception) to July 31, 2011 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Removed and Reserved	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JULY 31, 2011

AFH ACQUISITION XII INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010	2

Statements of Changes in Stockholder’s Deficit for the Period from Date of
Inception (October 18, 2007) through July 31, 2011 (Unaudited)	3

Statements of Operations for the Three and Nine Months Ended July 31, 2011
and 2010 and for the Period from Date of Inception (October 18, 2007)
through July 31, 2011 (Unaudited)	4

Statements of Cash Flows for the Nine Months Ended July 31, 2011
and 2010 and for the Period from Date of Inception (October 18, 2007)
through July 31, 2011 (Unaudited)	5

Notes to Financial Statements	6-9

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	July 31,	October 31,
	2011	2010

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$6,799	$3,597
Due to Parent	17,160	17,160

Total Liabilities	23,959	20,757

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(48,959)	(45,757)

Total Stockholder's Deficit	(23,959)	(20,757)

Total Liabilities and Stockholder's Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JULY 31, 2011 - UNAUDITED

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	5,000	20,000	—	(42,154)	(17,154)

Net Loss for the Period	—	—	—	—	(3,603)	(3,603)

Balance - October 31, 2010	5,000,000	5,000	20,000	—	(45,757)	(20,757)

Net Loss for the Period	—	—	—	—	(3,202)	(3,202)

Balance - July 31, 2011	5,000,000	$5,000	$20,000	$—	$(48,959)	$(23,959)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Nine Months Ended		(October 18, 2007)
	July 31,		July 31,		Through
	2011	2010	2011	2010	July 31, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
Consulting	$—	$—	$—	$—	$1,823
Interest	—	—	—	—	15
Legal and Professional	725	731	2,802	2,762	39,524
Office Expenses	—	—	—	6	440
Organizational Costs	—	—	—	—	1,007
Rent	—	—	—	—	5,550

Total Expenses	$725	$731	$2,802	$2,768	$48,359

Net Loss for the Period Before Tax	$(725)	$(731)	$(2,802)	$(2,768)	$(48,359)

Franchise Tax	—	—	400	125	600

Net Loss for the Period After Tax	$(725)	$(731)	$(3,202)	$(2,893)	$(48,959)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(October 18, 2007)
	July 31,		Through
	2011	2010	July 31, 2011

Cash Flows from Operating Activities
Net Loss for the Period	$(3,202)	$(2,893)	$(48,959)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	3,202	(2,844)	6,799

Net Cash Flows from Operating Activities	—	(5,737)	(42,160)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	5,731	17,160
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	—	5,731	42,160

Net Change in Cash and Cash Equivalents	—	(6)	—

Cash and Cash Equivalents - Beginning of Period	—	6	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The interim financial statements of AFH Acquisition XII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

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

Note D -      Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $48,959 at July 31, 2011.

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

PART I – FINANCIAL INFORMATION

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.
Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2011, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

31.1
Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2011.*

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: September 14, 2011

AFH ACQUISITION XII, INC.
(Registrant)

/s/ Amir F. Heshmatpour, President
Amir F. Heshmatpour, President