Form 10-Q
period 2012-01-31
AFH ACQUISITION XII, INC.
filed 2012-03-16
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
☒  Yes ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 16, 2012:  5,000,000 shares of common stock.

AFH ACQUISITION XII, Inc.
- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets at January 31, 2012 (Unaudited) and October 31, 2011	F-1

	Statements of Stockholder’s Deficit for the Cumulative Period from October 18, 2007 (Inception) to January 31, 2012 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2012 and 2011 and for the Cumulative Period from October 18, 2007 (Inception) to January 31, 2012 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through January 31, 2012 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3

Item 4.	Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Mine Safety Disclosures	4

	None

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2012

AFH ACQUISITION XII INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at January 31, 2012 (Unaudited) and October 31, 2011	1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through January 31, 2012 (Unaudited)	2

Statements of Operations for the Three Months Ended January 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through January 31, 2012 (Unaudited)	3

Statements of Cash Flows for the Three Months Ended January 31, 2012 and 2011 and for the Period from Date of Inception (October 18, 2007) through January 31, 2012 (Unaudited)	5

Notes to Financial Statements	5-9

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	January 31,	October 31,
	2012	2011

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER'S DEFICIT

Liabilities
Accrued Expenses	$6,276	$4,920
Due to Parent	20,757	20,757

Total Liabilities	27,033	25,677

Stockholder's Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(52,033)	(50,677)

Total Stockholder's Deficit	(27,033)	(25,677)

Total Liabilities and Stockholder's Deficit	$—	$—

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JANUARY 31, 2012

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder's
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	$5,000	$20,000	$—	$(42,154)	$(17,154)

Net Loss for the Period	—	—	—		(3,603)	(3,603)

Balance - October 31, 2010	5,000,000	$5,000	$20,000	$—	$(45,757)	$(20,757)

Net Loss for the Period	—	—	—	—	(4,920)	(4,920)

Balance - October 31, 2011	5,000,000	$5,000	$20,000	$—	$(50,677)	$(25,677)

Net Loss for the Period	—	—	—	—	(1,356)	(1,356)

Balance - January 31, 2012	5,000,000	$5,000	$20,000	$—	$(52,033)	$(27,033)

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2012	2011	January 31, 2012

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,823
Interest	—	—	15
Legal and Professional	1,356	1,275	42,598
Office Expenses	—	—	440
Organizational Costs	—	—	1,007
Rent	—	—	5,550

Total Expenses	$1,356	$1,275	$51,433

Net Loss for the Period Before Tax	$(1,356)	$(1,275)	$(51,433)

Franchise Tax	—	—	600

Net Loss for the Period After Tax	$(1,356)	$(1,275)	$(52,033)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2012	2011	January 31, 2012

Cash Flows from Operating Activities
Net Loss for the Period	$(1,356)	$(1,275)	$(52,033)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	1,356	1,275	6,276

Net Cash Flows from Operating Activities	—	—	(45,757)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	20,757
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	—	—	45,757

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $52,033 at January 31, 2012.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to January 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2012, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2012.*

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: March 16, 2012

AFH ACQUISITION XII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President, CEO and Principal Financial Officer