Form 10-Q
period 2013-01-31
AFH ACQUISITION XII, INC.
filed 2013-03-18
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 18, 2013: 5,000,000 shares of common stock.

AFH ACQUISITION XII, Inc.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	F-1

	Statements of Changes in Stockholder’s Deficit for the Period from Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-2

	Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the Period from Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-3

	Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-4

	Notes to Financial Statements	F-5 - F-8

Item 2.	Management’s Discussion and Analysis or Plan of Operation	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

Signatures		8

2

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JANUARY 31, 2013

3

AFH ACQUISITION XII INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at January 31, 2013 (Unaudited) and October 31, 2012	F-1

Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-2

Statements of Operations for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended January 31, 2013 and 2012 and for the Period from Date of Inception (October 18, 2007) through January 31, 2013 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

4

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	January 31, 2013	October 31, 2012

ASSETS
Cash and Cash Equivalents	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Liabilities
Accrued Expenses	$6,082	$4,494
Due to Parent	26,814	26,814

Total Liabilities	32,896	31,308

Stockholder’s Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(57,896)	(56,308)

Total Stockholder’s Deficit	(32,896)	(31,308)

Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT FOR THE PERIOD FROM
DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH JANUARY 31, 2013

					Deficit
					Accumulated
	Common Stock		Additional	Stock	During	Total
	Number		Paid-In	Subscription	Development	Stockholder’s
	of Shares	Value	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	—	$—	$—	$—	$—	$—

Common Stock Issued for Cash	5,000,000	5,000	20,000	(12,900)	—	12,100

Net Loss for the Period	—	—	—	—	(21,828)	(21,828)

Balance - October 31, 2007	5,000,000	5,000	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	—	—	—	12,900	—	12,900

Net Loss for the Period	—	—	—	—	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	20,000	—	(34,064)	(9,064)

Net Loss for the Period	—	—	—	—	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	$5,000	$20,000	$—	$(42,154)	$(17,154)

Net Loss for the Period	—	—	—		(3,603)	(3,603)

Balance - October 31, 2010	5,000,000	$5,000	$20,000	$—	$(45,757)	$(20,757)

Net Loss for the Period	—	—	—	—	(4,920)	(4,920)

Balance - October 31, 2011	5,000,000	$5,000	$20,000	$—	$(50,677)	$(25,677)

Net Loss for the Period	—	—	—	—	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	$5,000	$20,000	$—	$(56,308)	$(31,308)

Net Loss for the Period	—	—	—	—	(1,588)	(1,588)

Balance - January 31, 2013	5,000,000	$5,000	$20,000	$—	$(57,896)	$(32,896)

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2013	2012	January 31, 2013

Revenues	$—	$—	$—

Expenses
Consulting	$—	$—	$1,823
Interest	—	—	15
Legal and Professional	1,588	1,356	48,061
Office Expenses	—	—	440
Organizational Costs	—	—	1,007
Rent	—	—	5,550

Total Expenses	$1,588	$1,356	$56,896

Net Loss for the Period Before Tax	$(1,588)	$(1,356)	$(56,896)

Franchise Tax	—	—	1,000

Net Loss for the Period After Tax	$(1,588)	$(1,356)	$(57,896)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

AFH ACQUISITION XII, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Three Months Ended		(October 18, 2007)
	January 31,		Through
	2013	2012	January 31, 2013

Cash Flows from Operating Activities
Net Loss for the Period	$(1,588)	$(1,356)	$(57,896)

Changes in Assets and Liabilities:
Prepaid Expenses	—	—	—
Accrued Expenses	1,588	1,356	6,082

Net Cash Flows from Operating Activities	—	—	(51,814)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	26,814
Cash Proceeds from Stock Subscriptions	—	—	12,900
Cash Proceeds from Sale of Stock	—	—	12,100

Net Cash Flows from Financing Activities	—	—	51,814

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $57,896 at January 31, 2013.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to January 31, 2013. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At January 31, 2013, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

5

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2013.*
32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

7

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: March 18, 2013

AFH ACQUISITION XII, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President, CEO and Principal Financial Officer

8