Form 10-Q
period 2014-04-30
AFH ACQUISITION XII, INC.
filed 2014-06-24
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

☒ Yes ☐ No

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 23, 2014: 5,000,000 shares of common stock.

AFH ACQUISITION XII, Inc.

- INDEX -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
APRIL 30, 2014

TABLE OF CONTENTS

Condensed Balance Sheets at April 30, 2014 (Unaudited) and October 31, 2013	4

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through April 30, 2014 (Unaudited)	5

Condensed Statement of Changes in Stockholder’s Deficit for the Period from Date of Inception (October 18, 2007) through April 30, 2014 (Unaudited)	6

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2014 and 2013 and for the Period from Date of Inception (October 18, 2007) through April 30, 2014 (Unaudited)	8

Notes to Condensed Financial Statements (Unaudited)	9

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash	---	---

Total Assets	$ ---	$ ---

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	$ 4,555	$ 3,686
Due to Parent	35,532	32,708

Total Liabilities	40,087	36,394

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	---	---
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Deficit Accumulated During Development Stage	(65,087)	(61,394)

Total Stockholders' Deficit	(40,087)	(36,394)

Total Liabilities and Stockholders' Deficit	$ ---	$ ---

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS – UNAUDITED

					Period From
					Date of Inception
	For the Three Months Ended		For the Six Months Ended		(October 18, 2007)
	April 30,		April 30,		Through
	2014	2013	2014	2013	April 30, 2014

Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Expenses
Consulting	$ ---	$ ---	$ ---	$ ---	$ 1,823
Interest	---	---	---	---	15
Legal and Professional	1,349	1,043	3,293	2,631	54,452
Office Expenses	---	---	---	---	440
Organizational Costs	---	---	---	---	1,007
Rent	---	---	---	---	5,550

Total Expenses	$ 1,349	$ 1,043	$ 3,293	$ 2,631	$ 63,287

Net Loss for the Period Before Taxes	$ (1,349)	$ (1,043)	$ (3,293)	$ (2,631)	$ (63,287)

Franchise Tax	$ 400	$ 400	$ 400	$ 400	$ 1,800

Net Loss for the Period After Taxes	$ (1,749)	$ (1,443)	$ (3,693)	$ (3,031)	$ (65,087)

Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM

DATE OF INCEPTION (OCTOBER 18, 2007) THROUGH APRIL 30, 2014 – UNAUDITED

						Deficit
						Accumulated
	Common Stock			Additional	Stock	During	Total
	Number		Treasury	Paid-In	Subscription	Development	Stockholders'
	of Shares	Value	Stock	Capital	Receivable	Stage	Deficit

Balance - October 18, 2007	---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Common Stock Issued for Cash	5,000,000	5,000	---	20,000	(12,900)	---	12,100

Net Loss for the Period	---	---	---	---	---	(21,828)	(21,828)

Balance - October 31, 2008	5,000,000	5,000	---	20,000	(12,900)	(21,828)	(9,728)

Cash Received for Stock Subscriptions	---	---	---	---	12,900	---	12,900

Net Loss for the Period	---	---	---	---	---	(12,236)	(12,236)

Balance - October 31, 2008	5,000,000	5,000	---	20,000	---	(34,064)	(9,064)

Net Loss for the Period	---	---	---	---	---	(8,090)	(8,090)

Balance - October 31, 2009	5,000,000	5,000	---	20,000	---	(42,154)	(17,154)

Net Loss for the Period	---	---	---	---	---	(3,603)	(3,603)

Balance - October 31, 2010	5,000,000	5,000	---	20,000	---	(45,757)	(20,757)

Net Loss for the Period	---	---	---	---	---	(4,920)	(4,920)

Balance - October 31, 2011	5,000,000	5,000	---	20,000	---	(50,677)	(25,677)

Net Loss for the Period	---	---	---	---	---	(5,631)	(5,631)

Balance - October 31, 2012	5,000,000	5,000	---	20,000	---	(56,308)	(31,308)

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Net Loss for the Period	---	---	---	---	---	(5,086)	(5,086)

Balance - October 31, 2013	5,000,000	5,000	---	20,000	---	(61,394)	(36,394)

Net Loss for the Period	---	---	---	---	---	(3,693)	(3,693)

Balance - April 30, 2014	5,000,000	$ 5,000	---	$ 20,000	$ ---	$ (65,087)	$ (40,087)

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS – UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(October 18, 2007)
	April 30,		Through
	2014	2013	April 30, 2014

Cash Flows provided by (used in) Operating Activities
Net Loss for the Period	$ (3,693)	$ (3,031)	$ (65,087)

Changes in Assets and Liabilities:
Accrued Expenses	869	2,631	4,555

Net Cash Flows used in Operating Activities	(2,824)	(400)	(60,532)

Net Cash Flows from Investing Activities	---	---	---

Cash Flows from Financing Activities
Cash Advance by (Repayment to) Parent	2,824	400	35,532
Cash Proceeds from Stock Subscriptions	---	---	12,900
Cash Proceeds from Sale of Stock	---	---	12,100

Net Cash Flows from Financing Activities	2,824	400	60,532

Net Change in Cash	---	---	---

Cash - Beginning of Period	---	---	---

Cash - End of Period	$ ---	$ ---	$ ---

Cash Paid During the Period for:
Interest	$ ---	$ ---	$ ---
Income Taxes	$ ---	$ ---	$ ---

AFH ACQUISITION XII, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note A -The Company

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

The condensed financial statements of AFH Acquisition XII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of October 31, 2013 was derived from the audited financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2013, and other reports filed with the SEC.

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

Note B -Summary of Significant Accounting Policies

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

Note D -Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $65,087 at April 30, 2014.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to April 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At April 30, 2014, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended April 30, 2014 totaling $3,693 as well as an accumulated deficit since inception amounting to $65,087 and negative working capital of $40,087.

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 1A.    RISK FACTORS

As a smaller reporting company we are not required to provide this information

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.    OTHER INFORMATION.

None

ITEM 6.    EXHIBITS.

(a)

Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2014.*

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

AFH ACQUISITION XII, INC.

Dated: June 23, 2014	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour Chief Financial Officer Authorized Officer