Form 10-K/A
period 2014-10-31
AFH ACQUISITION XII, INC.
filed 2015-01-29
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment #1

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

Documents Incorporated by Reference. None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to AFH ACQUISITION XII’s' Annual Report on Form 10-K for the period ended October 31, 2014, filed with the Securities and Exchange Commission on January 29, 2015 is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

