Form 10-Q
period 2015-07-31
AFH ACQUISITION XII, INC.
filed 2015-09-14
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2015: 5,000,000 shares of common stock.

-1-

AFH ACQUISITION XII, Inc.

- INDEX -

-2-

AFH ACQUISITION XII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
JULY 31, 2015

-3-

Condensed Balance Sheets at July 31, 2015 (Unaudited) and October 31, 2014	F-1

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2015 and 2014	F-2

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2015 and 2014	F-3

Notes to Unaudited Condensed Financial Statements	F-4

-4-

PART I – FINANCIAL INFORMATION

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	July 31,	October 31,
	2015	2014

ASSETS
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses	$5,895	$4,580
Due to Parent	40,205	38,165

Total Liabilities	46,100	42,745

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
none Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,000,000 Issued and Outstanding	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(71,100)	(67,745)

Total Stockholders' Deficit	(46,100)	(42,745)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$—

Expenses
Consulting	770	1,270	2,955	4,563

Total Expenses	770	1,270	2,955	4,563

Net Loss for the Period Before Taxes	$(770)	$(1,270)	$(2,955)	$(4,563)

Franchise Tax	—	—	400	400

Net Loss for the Period After Taxes	$(770)	$(1,270)	$(3,355)	$(4,963)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	July 31,
	2015	2014

Operating Activities
Net Loss for the Period	$(3,355)	$4,963

Changes in Assets and Liabilities:
Accrued Expenses	1,315	944

Net Cash Used in Operating Activities	(2,040)	(4,019)

Financing Activities
Cash Advance by Parent	2,040	4,019

Net Cash Provided by Financing Activities	2,040	4,019

Net Change in Cash	—	—

Cash - Beginning of Period	—	—

Cash - End of Period	$—	$—

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION XII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - The Company

AFH Acquisition XII, Inc., (the “Company”), was incorporated under the laws of the State of Delaware on October 18, 2007. The Company is majority owned by AFH Holding & Advisory, LLC (the “Parent”). The financial statements presented represent only those transactions of AFH Acquisition XII, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The unaudited condensed interim financial statements of AFH Acquisition XII, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed interim balance sheet information as of October 31, 2014 was derived from the audited condensed financial statements included in Form 10-K. These unaudited condensed interim financial statements should be read in conjunction with the annual audited condensed financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2014, and other reports filed with the SEC.

The accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Note 2 - Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its unaudited condensed interim financial statements on the accrual basis of accounting.

- continued -

AFH ACQUISITION XII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies – continued

Cash

Cash include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of July 31, 2015 and October 30, 2014, the Company has no cash or cash equivalents.

Loss per Common Share

Loss per common share is computed in accordance with FASB ASC 260-10, by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of unaudited condensed interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

AFH ACQUISITION XII, INC.

(A DELAWARE Corporation)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies – continued

Financial Instruments

The Company’s unaudited condensed interim financial instruments consist of cash and due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

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

Note 4 - Going Concern

The Company’s unaudited condensed interim financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $71,100 at July 31, 2015.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The unaudited condensed interim financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to July 31, 2015. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At July 31, 2015, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

-5-

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2014 and 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the nine months ended July 31, 2015 totaling $3,355 as well as an accumulated deficit since inception amounting to $71,100 and negative working capital of $46,100.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

-6-

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

-7-

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION XII, INC.

Dated: September 14, 2015	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

-8-