Form 10-Q
period 2016-04-30
AFH ACQUISITION XII, INC.
filed 2016-06-15
CIK 1419552

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 15, 2016: 5,000,000 shares of common stock.

I

AFH ACQUISITION XII, Inc.

- INDEX -

II

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH ACQUISITION XII, INC.

(A DELAWARE CORPORATION)

FINANCIAL REPORTS
AT
APRIL 30, 2016

III

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

CONDENSED BALANCE SHEETS
	(Unaudited)
	April 30,	October 31,
	2016	2015

CURRENT ASSETS
Cash	—	—

Total Assets	—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued Expenses	4,223	4,373
Due to Parent	45,186	42,186

Total Liabilities	49,409	46,559

Stockholders' Deficit
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,000,000 Issued and Outstanding at April 30, 2016 and October 31, 2015	5,000	5,000
Additional Paid-In-Capital	20,000	20,000
Accumulated Deficit	(74,409)	(71,559)

Total Stockholders' Deficit	(49,409)	(46,559)

Total Liabilities and Stockholders' Deficit	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2016	2015	2016	2015

Revenues	—	—	—	—

Expenses
Legal and Professional	1,075	895	2,850	2,185

Total Expenses	1,075	895	2,850	2,185

Net Loss for the Period Before Taxes	(1,075)	(895)	(2,850)	(2,185)

Income Tax Provision	—	400	—	400

Net Loss for the Period After Taxes	(1,075)	(1,295)	(2,850)	(2,585)

Loss per Share - Basic and Diluted	(0)	(0)	(0)	(0)

Weighted Average Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AFH ACQUISITION XII, INC.
(A DELAWARE CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	April 30,
	2016	2015

Operating Activities
Net Loss for the Period	(2,850)	(2,585)

Changes in Assets and Liabilities:
Accrued Expenses	(150)	545

Net Cash Used in Operating Activities	(3,000)	(2,040)

Financing Activities
Cash Advance by Parent	3,000	2,040

Net Cash Flows from Financing Activities	3,000	2,040

Net Change in Cash	—	—

Cash - Beginning of Year	—	—

Cash - End of Period	—	—

Cash Paid During the Period for:
Interest	—	—
Income Taxes	—	—

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

At April 30, 2016, the Company had no preferred shares outstanding. The issued and outstanding common shares are as follows:

Holder	# of shares
AFH Holding & Advisory	2,500,000
Timothy Brasel	2,500,000
Total	5,000,000

Note 4 - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $74,409 at April 30, 2016.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Due to Parent

Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. They are due on demand and will be paid when the entity merges through acquisition. There has been no demand of payment as of April 30, 2016.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 18, 2007 (inception) to April 30, 2016. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting, and other professional service fees.

Liquidity and Capital Resources

At April 30, 2016, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

1

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended October 31, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended April 30, 2016 totaling $2,850 as well as an accumulated deficit since inception amounting to $74,409 and negative working capital of $49,409.

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

2

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of April 30, 2016.

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

3

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide this information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended April 30, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith

4

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH ACQUISITION XII, INC.

Dated: June 15, 2016	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

5